Form 10-K/A
period 2003-03-27
THORNBURG MORTGAGE SECURITIES TRUST 2002-3
filed 2003-07-30
CIK 1183978

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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


                             PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Cenlar FSB, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Gateway Bank, as Servicer <F1>
       e) Light House Community Bank, as Servicer <F1>
       f) Morgan Stanley Dean Witter Capital I Inc., as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Cenlar FSB, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Gateway Bank, as Servicer <F1>
       e) Light House Community Bank, as Servicer <F1>
       f) Morgan Stanley Dean Witter Capital I Inc., as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Cenlar FSB, as Servicer <F1>
       b) Colonial Savings, F.A., as Servicer <F1>
       c) First Republic Bank, as Servicer <F1>
       d) Gateway Bank, as Servicer <F1>
       e) Light House Community Bank, as Servicer <F1>
       f) Morgan Stanley Dean Witter Capital I Inc., as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Cenlar FSB, as Servicer <F2>
       b) Colonial Savings, F.A., as Servicer <F2>
       c) First Republic Bank, as Servicer <F2>
       d) Gateway Bank, as Servicer <F2>
       e) Light House Community Bank, as Servicer <F2>
       f) Morgan Stanley Dean Witter Capital I Inc., as Servicer <F2>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 12, 2002, December 09, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c) Not applicable.

   (d) Omitted.



  <F1> Filed herewith.

  <F2> Certification has been received.


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

  Dated: July 30, 2003



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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Cenlar FSB, as Servicer, Colonial Savings, F.A., as Servicer, First Republic Bank, as Servicer, Gateway Bank, as Servicer, Light House Community Bank, as Servicer, and Morgan Stanley Dean Witter Capital I Inc., as Servicer.


      Date: 7/30/03

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



Ex-99.1 (a)

KPMG (logo)

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion included in the accompanying management report, that Cenlar FSB (an wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 14, 2003


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

/s/ PricewaterhouseCoopers LLP

December 10, 2002




Ex-99.1 (c)

KPMG (logo)

Three Embarcadero Center
San Francisco, CA 94111

Independent Accountants' Report

The Board of Directors
First Republic Bank:

We have examined management's assertion that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2003

KPMG LLP. KPMG LLP, a limited liability partnership, is a member of KPMG International, a Swiss association.




Ex-99.1 (d)

PERRY SMITH LLP (logo)

P/S (logo)


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Gateway Bank, F.S.B.

We have examined management's assertion about Gateway Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) with respect to mortgages master-serviced by Wells Fargo Bank Minnesota, NA for Thornburg Mortgage Home Loans, Inc. as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Gateway Bank, F.S.B.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Gateway Bank, F.S.B.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Gateway Bank, F.S.B.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Gateway Bank, F.S.B. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Perry Smith LLP

March 7, 2003


400 Capitol Mall, Suite 1200, Sacramento, CA 95814
916.441.1000 Fax 916.441.1110 URL www.perrysmith.com




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




Ex-99.2 (a)

CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING (logo)

February 14, 2003

Management Assertion

As of and for the year ended December 31, 2002, Cenlar FSB complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.

/s/ Michael W. Young                      /s/ Gregory S. Tornquist
Michael W. Young                          Gregory S. Tornquist
Chief Executive Officer                   Senior Vice President and
                                          Chief Financial Officer

/s/ Steve W. Gozdan
Steve W. Gozdan
Senior Vice President and
Chief Operating Officer

P.O. Box 77400 * Ewing, NJ 08628 * 609-883-3900




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

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com





Ex-99.2 (c)

FIRST REPUBLIC BANK (logo)
It's a privilege to serve you

Management Assertion

As of and for the year ended December 31, 2002, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond insurance policy in the amount of $3,000,000 for the period from January 1, 2002 to August 12, 2002 and $5,000,000 for the period from August 12, 2002 to December 31, 2002.

/s/ James H. Herbert II
James H. Herbert II                        March 17, 2003
President and Chief Executive Officer

/s/ Katherine August-deWilde               3/17/03
Katherine August-deWilde                   March 17, 2003
Executive Vice President and Chief Operation Officer

/s/ Willis H. Newton, Jr.                  3/17/03
Willis H. Newton, Jr.                      March 17, 2003
Executive Vice President and Chief Financial Officer

/s/ Cathy Myers
Cathy Myers                                March 17, 2003
Senior Vice President and Director of Secondary Marketing


San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego  Las Vegas
New York

111 Pine Street, San Francisco, California 94111, Tel (415) 392-1400 Fax (415) 392-1413
Convenient Internet Banking at www.firstrepublic.com * New York Stock Exchange Symbol FRC * Member FDIC





Ex-99.2 (d)

GATEWAY BANK, F.S.B. (logo)

Perry-Smith LLP
400 Capitol Mall, Suite 1200
Sacramento, CA 95814


As of and for the year ended December 31, 2002, Gateway Bank, F.S.B. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to mortgages master-serviced by Wells Fargo Bank Minnesota, NA for Thornburg Mortgage Home Loans, Inc. As of and for this same period, Gateway Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $2,000,000.


/s/ James McHugh               3/17/03
James McHugh, Servicing Mgr.   Date

/s/ Albert Thomson             3/17/03
Albert Thomson, Sr. VP         Date


2306 MERCED STREET * SAN LEANDRO, CA 94577 * TEL: (510) 667-0475 * FAX (510)
667-0487




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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing




Ex-99.3 (a)

CENLAR Federal Savings Bank
2002 Annual Certification

In accordance with our Servicing Agreement, we certify that to the best of our knowledge:

1) All funds received in your behalf are properly credited and segregated in established custodial accounts.

2) All mortgaged properties serviced in your behalf are fully covered by hazard insurance policies that are in full force and contain the standard mortgagee clause.

3) Accurate records are maintained regarding funds received in your behalf and mortgagors are provided accounting records for their respective loans, at least annually.

4) All mortgaged properties serviced in your behalf requiring FHA or MI premiums are paid promptly upon receipt of billing and the appropriate coverage is in full force and effect.

5) All appropriate Federal, State, IRS, and Regulatory legislation have been complied with, including but not limited to: the reporting of interest to mortgagors and on abandonment's of foreclosures for all mortgaged properties serviced in your behalf.

6) The paid status of all taxes and assessments is maintained relative to all mortgaged properties in your behalf.

7) Due diligence and standard acceptance collection practices are exercised to collect past due loans, inspections of abandonment REO or properties in foreclosure are performed routinely on all loans serviced in your behalf.

8) All mortgaged loans serviced in your behalf requiring interest rate and or payment changes are changed in a timely fashion in accordance with the provisions of the mortgage, relative to timely notices to the mortgagors, accounting records, proper index and other items specified in the controlling documents.

9) All other provisions of the Servicing Agreement not specified in the above certifications are complied with on all loans serviced in your behalf.

/s/ George T. Schwartz           3/17/03
George T. Schwartz               Date
Senior Vice President
Loan Servicing




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

EVENTS OF DEFAULT: (if any):___________________________

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED: /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President
DATED: March 24, 2003


2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com




Ex-99.3 (c)

FIRST REPUBLIC BANK
It's a privilege to serve you (logo)

KPMG LLP
Three Embarcadero Center, Suite 2000
San Francisco, CA 94111

March 17, 2003

Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Republic Bank's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation of First Republic Bank's compliance with the minimum servicing standards.

4. As of and for the year ended December 31, 2002, First Republic Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2002.

Very truly yours,

First Republic Bank

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer

/s/ Katherine August-deWilde
Katherine August-deWilde
Executive Vice President and Chief Operating Officer

/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer

/s/ Cathy Myers
Cathy Myers
Senior Vice President and Director of Secondary Marketing

San Francisco  Los Angeles  Santa Barbara  Newport Beach  San Diego  Las Vegas
New York

111 PINE STREET, SAN FRANCISCO, CALIFORNIA 94111. TEL (415) 392-1400 OR (800) 392-1400, FAX (415) 392-1413
CONVENIENT INTERNET BANKING AT WWW.FIRSTREPUBLIC.COM * NEW YORK STOCK EXCHANGE
SYMBOL: FRC * MEMBER FDIC




Ex-99.3 (d)

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilites or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or oblgations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Melinda Davis
Officer
CFO
Title
2-27-03
Date



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

Certified By:

/s/

Vice President
Title

2/8/03
Date



Ex-99.3 (f)

MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION                 (logo)

Officer's Certificate

Pursuant to the Servicing Agreement between Morgan Stanley Dean Witter Credit Corporation, formerly known as NOVUS Financial Corporation, as seller and servicer (referred to herein in such capacity as "the Servicer", and Thornburg Mortgage Home Loans, Inc. as Owner, the undersigned, hereby states that:

    (1) A review of the activities of the Servicer and of is performance under the Servicing Agreement during the calendar year ended December 31, 2002 has been made under my supervision; and

    (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such period.


MORGAN STANLEY DEAN WITTER
CREDIT CORPORATION

By  /s/ Douglas J. Bush
    Douglas J. Bush

Title   Director

Dated as of December 31, 2002

By  /s/ J.L. Reading
    J.L. Reading

Title  Senior Vice President

Dated as of December 31, 2002

2500 Lake Cook Road, Riverwoods Illinois 60015




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